Form 10-K
period 1996-12-31
CHASE CREDIT CARD MASTER TRUST
filed 1997-03-31
CIK 1004988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                 ANNUAL REPORT

                        Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         CHASE CREDIT CARD MASTER TRUST
            (formerly known as "Chemical Master Credit Card Trust I"),
               Issuer of Asset-Backed Certificates, Series 1996-4
       ------------------------------------------------------------------
                             (Issuer of Securities)

                CHASE MANHATTAN BANK USA, NATIONAL ASSOCIATION
              (formerly known as "The Chase Manhattan Bank (USA)")
                             (Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)




   United States               33-40006                  22-2382028
  ---------------            -------------             ---------------
  (State or other            (Commission               (IRS Employer
  jurisdiction of            File Number)              Identification No.)
  incorporation)


         802 Delaware Avenue, Wilmington, Delaware     19801
        ----------------------------------------     ----------
        (Address of principal executive offices)     (Zip Code)


    Registrant's telephone number, including area code:  (302) 575-5050


Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

The Issuer had no voting stock or class of common stock outstanding as of the date of this report.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

     Chase Credit Card Master Trust (the "Trust") is maintained pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (formerly known as Chemical Bank), as Servicer, Chase Manhattan Bank USA, National Association, as Seller, and an unrelated trustee (the "Trustee").
The Asset Backed Certificates of the Trust represent the beneficial ownership interest in the Trust. The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.



                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

     The assets of the Trust consist of, among other things, a segregated pool of receivables arising under credit card accounts. Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 14 hereof. The Issuer will file the report of its independent public accountants with respect to the servicing of the Certificates on Form 8-K when received.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, The Bank of New York, (the "Trustee"), The Chase Manhattan Bank (the "Servicer") or the Registrant.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996, there was one Certificateholder of record.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, the following numbers of beneficial owners with more than 5% of each class of each of the Series of Certificates

 .             Series         class             number of 5% holders
              ------         -----             --------------------

              1996-4:         A                        7
                              B                        4


Item 13.   Certain Relationships and Related Transactions.

           Omitted.
                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.


           (a) The following documents are filed as part of this Annual Report on Form 10-K: NONE.


           (b), (c), (d) Omitted.

                                     SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1997
                                         THE CHASE MANHATTAN BANK
                                         as Servicer


                                         By:   /s/ John R. Byers
                                         Name:  John R. Byers
                                         Title: Vice President



SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.