Form 10-K
period 1996-12-31
CHASE CREDIT CARD MASTER TRUST
filed 1997-03-31
CIK 1004988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                 ANNUAL REPORT


                        Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         CHASE CREDIT CARD MASTER TRUST
            (formerly known as "Chemical Master Credit Card Trust I")
       (Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2 and 1996-3)
       ------------------------------------------------------------------
                             (Issuer of Securities)

          THE CHASE MANHATTAN BANK (formerly known as 'Chemical Bank')
                             (Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)




     New York                  33-94190                  13-4994650
  ---------------            -------------             ---------------
  (State or other            (Commission               (IRS Employer
  jurisdiction of            File Number)              Identification No.)


               270 Park Avenue, New York               10017
        ----------------------------------------     ----------
        (Address of principal executive offices)     (Zip Code)


    Registrant's telephone number, including area code:  (212)  270-6000


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

On March 22, 1991, the registrant was issued a no-action letter
(the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

     Chase Credit Card Master Trust (the "Trust") is maintained pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (formerly known as Chemical Bank), as Servicer, Chase Manhattan Bank USA, National Association, the successor to Chemical Bank, as Seller, and an unrelated trustee (the "Trustee"). The Asset Backed Certificates of the Trust represent the beneficial ownership interest in the Trust. The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.



                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.


     The assets of the Trust consist of, among other things, a segregated pool of receivables arising under credit card accounts. Information regarding the mortgaged properties is included in the monthly report to Certificateholders for the month of December 1996 filed on Form 8-K on January 7, 1997. The Issuer will file the report of its independent public accountants with respect to the servicing of the Certificates on Form 8-K when received.

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

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, the following numbers of beneficial owners with more than 5% of each class of each of the Series of Certificates

 .             Series         class             number of 5% holders
              ------         -----             --------------------

              1995-1:         A                        4
                              B                        1

              1995-2:         A                        6
                              B                        1

              1995-3:         A                        4
                              B                        2

              1995-4:         A                        7
                              B                        2

              1996-1:         A                        6
                              B                        5

              1996-2:         A                        4
                              B                        1

              1996-3:         A                        6
                              B                        1


Item 13.   Certain Relationships and Related Transactions.

           Omitted.
                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.


           (a) The following documents are filed as part of this Annual Report on Form 10-K: NONE.


      (b), (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  March 31, 1997
                                         THE CHASE MANHATTAN BANK
                                         as Servicer


                                         By:    /s/ John R. Byers
                                                -----------------
                                         Name:  John R. Byers
                                         Title: Vice President



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