Form 10-K
period 1997-12-31
CHASE CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK /NY/
filed 1998-04-01
CIK 1004988, 835271

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1997
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number        33-94190

                 Chase Credit Card Master Trust
    (formally known as "Chemical Master Credit Card Trust I")
 (Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2, 1996-3,
                             1996-4,
             1997-1, 1997-2, 1997-3, 1997-4, 1997-5)
                              (issuer)
       The Chase Manhattan Bank USA, National Association
                              (depositor)
                  (Exact name of registrant as
                    specified in its charter)

               New York                       13-4994650
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

   270 Park Avenue, New York, New York           10017
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant:
The registrant has no voting stock or class of common stock outstanding as of the date of this report.
On March 22, 1991, the registrant was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to
Section 13 or 15(d) of the Act.

This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief
Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if the Chase Credit Card Master Trust
(the "Trust"), which is maintained pursuant to the Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan
Bank (formally known as Chemical Bank), as seller and servicer, and an unrelated trustee (the "Trustee"), files reports pursuant to Sections 13, 15(d), and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase Credit Card Master Trust is the Issuer of Asset Backed
Certificates, Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2,
1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4 and 1997-5.

                             Part I

Item 1.   Business

          Omitted.

Item 2.   Properties

               The aggregate Investor Default Amount reported on Form 8-K in 1997 was $571,001,404.31. There were no
          Investor Charge-offs for the same period. As of December 31, 1997, Accounts in the Master Trust, having an aggregate balance of $834,046,398.20, or 5.87% of all Receivables, were delinquent 1-29 days; Accounts having an aggregate balance of $237,932,972.18 or 1.67% of all Receivables, were delinquent 30-59 days; Accounts having an aggregate balance of $166,100,394.82 or 1.17% of all Receivables, were delinquent 60-89 days; Accounts having an aggregate balance of $328,266,296.51 or 2.31% of all Receivables, were delinquent 90 days or more.

Item 3.   Legal Proceedings

               The registrant knows of no material pending proceedings with respect to the Trust, the Trustee, The
          Chase Manhattan Bank or Chase Manhattan Bank USA, N.A.

Item 4.   Submission of Matters to a Vote of Security Holders

               No matter was submitted to a vote of
          Certificateholders during the fiscal year covered by this report.

                            PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholders
          Matters

               To the knowledge of the registrant, the
          Certificates are traded in the over-the-counter market to a limited extent.

               The records of the Trust indicate that as of December 31, 1997, there was one Certificateholder of record.

Item 6.   Selected Financial Data

          Omitted.

Item 7.   Management's Discussion and Analysis of Financial
Condition and            Results of Operations

          The Chase Manhattan Corporation (the "Corporation") has been actively working on the year 2000 computer problem for the past several years and has made significant progress in repairing its systems. The Corporation's year 2000 remediation program includes repair of the systems of the Servicer for the Trust. To date, the Corporation has completed the inventory, assessment and strategy phases of its year 2000 program. During these phases, the Corporation identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation time frames. The process undertaken by the Corporation has required working with vendors, third-party service providers and customers, as well as with the Corporation's internal users of systems applications. Although many applications, interfaces and locations are already able to handle post-year 2000 data processing, much work remains to be completed. During 1998, year 2000 activities are being given highest priority, and the Corporation is targeting to have all major systems repaired, including those systems that are used by the Corporation in connection with the Trust, and the majority of testing of such systems, including those used in connection with the Trust, completed by year end. Notwithstanding the substantial expense involved in such efforts by the Corporation, it is not expected that the Trust will be required to bear any expense in connection with the Corporation's year 2000 remediation program.


Item 8.   Financial Statements and Supplementary Data

          Omitted.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting
          and Financial Disclosure

          None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

          Omitted.

Item 11.  Executive Compensation

          Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          As of December 31, 1997, the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" for the purposes of this Item 12. The records of DTC indicate that at December 31, 1997, there were 25 participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that date.

          The registrant understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

Item 13.  Certain Relationships and Related Transactions

          None.


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
Form 8-K

          (a) The following documents are filed as part of this Annual Report on Form 10-K.

     Exhibit Number      Description

          28.1           Annual Servicer's Certificate pursuant to Section
                         3.05 of the Agreement.

          28.2           Annual Independent Accountants'Reports pursuant to
                         Section 3.06 of the Agreement.

          28.3           Consent of Independent Accountants.

          (b)  Reports on Form 8-K


The following Current Reports on Form 8-K were filed by the registrant during 1997:
                    (1)  Current Report on Form 8-K, dated
               November 26, 1997 reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 17, 1997 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2 and 1996-3.

                    (2)  Current Report on Form 8-K, dated
               November 26, 1997, reporting Items 5 and 7, providing the Monthly Certificateholders'
               Statement with respect to the November 17, 1997
               distribution with respect to Series 1996-4, 1997-1 and 1997-2.

                    (3)  Current Report on Form 8-K, dated
               December 23, 1997 reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1997 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2 and 1996-3.

                    (4)  Current Report on Form 8-K, dated
               December 23, 1997, reporting Items 5 and 7, providing the Monthly Certificateholders'
               Statement with respect to the December 15, 1997
               distribution with respect to Series 1996-4, 1997-1 and 1997-3.




                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Chase Credit Card Master Trust

                 by The Chase Manhattan Bank



                      by:  /s/ Patrick Margey
                            Name:  Patrick Margey
                            Title: Vice President


                     by Chase Manhattan Bank USA,
                        National Association



                      by:  /s/ Patricia Garvey
                            Name:  Patricia Garvey
                            Title: Vice President


Date:  March 25, 1998


                        INDEX TO EXHIBITS

   Exhibit Number               Description               Page

28.1                  Annual Servicer's Certificate
                      pursuant to Section 3.05 of the
                      Agreement

28.2                  Annual Accountant's Report
                      pursuant to Section 3.06 of the
                      Agreement

28.3                  Consent of Independent
                      Accountants

                                                                 Exhibit 28.1

                  ANNUAL SERVICER'S CERTIFICATE
       ___________________________________________________

                 CHASE CREDIT CARD MASTER TRUST
     (formerly known as Chemical Master Credit Card Trust I)
      ____________________________________________________

The undersigned, a duly authorized representative of The Chase Manhattan Bank (formerly known as Chemical Bank), a banking corporation organized and existing under the laws of the State of New York ("Chase"), as Servicer pursuant to the Second Amended and Restated Pooling and Servicing Agreement dated as of September 1, 1996 (the "Pooling and Servicing Agreement") by and among Chase, Chase Manhattan Bank, USA, National Association and The Bank of New York, as trustee (the "Trustee") does hereby certify that:

           1. Chase is the Servicer under the Pooling and Servicing Agreement.

          2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

           3.   This Certificate is delivered pursuant to Section
     3.5 of the Pooling and Servicing Agreement.

           4. A review of the activities of the Servicer during the period from the closing date under December 31, 1997 was conducted under the supervision of the undersigned.

           5. Based on such review, the Servicer has, to the best of the knowledge of the undersigned, fully performed all its obligations under the Pooling and Servicing Agreement throughout such period and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

           6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement, including any Supplement, known to the undersigned to have been made during such period which sets forth in detail (i) the nature of each such default, (ii) the action taken by the Servicer, if any, to remedy each such default and (iii) the current status of each such default:
                              NONE

IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 24th day of March, 1998.

                              THE CHASE MANHATTAN BANK,
                                   as Servicer,
                              By CHASE MANHATTAN BANK USA,
                                   NATIONAL ASSOCIATION

                              By /s/Keith Schuck
                              Name:    Keith Schuck
                              Title:      Vice President

                                                                Exhibit 28.2
Report of Independent Accountants


March 27, 1998

To the Board of Directors of
Chase Manhattan Bank USA, N.A.


We have examined management's assertion that, as of December 31, 1997, the Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, included in the accompanying Management Report on Internal Control over Servicing of Securitized Credit Card Receivables.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included obtaining an understanding of internal control over servicing of securitized credit card receivables, testing and evaluating the design and operating effectiveness of internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system of internal control over servicing of securitized credit card receivables to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1997, the Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Price Waterhouse LLP

                                                                  Exhibit 28.3
Report of Independent Accountants


March 27, 1998

To the Board of Directors of
Chase Manhattan Bank USA, N.A.


We have examined management's assertion that, as of December 31, 1997, the Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized credit card receivables, included in the accompanying Management Report on Internal Control over Servicing of Securitized Credit Card Receivables.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included obtaining an understanding of internal control over servicing of securitized credit card receivables, testing and evaluating the design and operating effectiveness of internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system of internal control over servicing of securitized credit card receivables to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1997, the Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized credit card receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Price Waterhouse LLP
Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-94190 and 333-4607) of The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association of our report dated March 27, 1998 appearing as Exhibit 28.2 of this Form 10-K.


/s/PRICE WATERHOUSE LLP



New York, New York
March 31, 1998