Form 10-K
period 1998-12-31
CHASE CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK /NY/
filed 1999-03-31
CIK 1004988, 835271

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
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number        33-94190
               ----------------------        ---------

                 Chase Credit Card Master Trust
    (formally known as "Chemical Master Credit Card Trust I")
 (Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2, 1996-3, 1996-4,
  1997-1, 1997-2, 1997-3, 1997-4, 1997-5, 1998-1, 1998-2, 1998-3, 1998-4 and
  1998-5)
                          (issuer)


         The Chase Manhattan Bank USA, National Association
                        (depositor)
                  (Exact name of registrant as
                    specified in its charter)

               New York                       13-4994650
          ----------------                  --------------
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

   270 Park Avenue, New York, New York           10017
---------------------------------------         -------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (212) 270-6000

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

This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief
Counsel, Division of Corporation Finance of the Securities and
Exchange Commission (the "Division") stating that the Division will raise no objection if the Chase Credit Card Master Trust
(the "Trust"), which is maintained pursuant to the Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan
Bank (formerly known as Chemical Bank), as seller and servicer, and an unrelated trustee (the "Trustee"), files reports pursuant to Sections 13, 15(d), and 16 of the Securities Exchange Act of
1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase
Credit Card Master Trust is the Issuer of Asset Backed
Certificates, Series 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2,
1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5, 1998-1, 1998-2,
1998-3, 1998-4 and 1998-5

                             Part I

Item 1.   Business

          Omitted.

Item 2.   Properties

                Pursuant to the Agreement, the Bank has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain credit card accounts.

               The aggregate Investor Default Amount reported on Form 8-K in 1999 was $892,137,125.00. There were no
          Investor Charge-offs for the same period. As of December 31, 1998, Accounts in the Master Trust, having an aggregate balance of $907,519,286.00, or 5.12% of all Receivables, were delinquent 1-29 days; Accounts having an aggregate balance of $264,323,265.00 or 1.49% of all Receivables, were delinquent 30-59 days; Accounts having an aggregate balance of $176,865,264.00 or 1.00% of all Receivables, were delinquent 60-89 days; Accounts having an aggregate balance of $368,931,450.00 or 2.08% of all Receivables, were delinquent 90 days or more.

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

               As of December 31, 1998, the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record".

               Series              # of Holders
               ------              ------------
               1995-1                   0
               1995-2                  64
               1995-3                  73
               1995-4                  11
               1996-1                  60
               1996-2                  45
               1996-3                  39
               1996-4                  15
               1997-1                  21
               1997-2                  65
               1997-3                  24
               1997-4                  36
               1998-1                   1
               1998-2                   6
               1998-3                  47
               1998-4                   0
               1998-5                   8

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

Item 6.   Selected Financial Data

          Omitted.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Year 2000 efforts for Chase USA are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 efforts, both technical and business-related, on a global basis. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

               The  Corporation's  Year 2000 Program  continues to progress.
          As of January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

               The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications related to the cardmember services operations of Chase USA had been remediated. In 1999, attention will continue to be focused on completing the remediation of all business software applications, as well as ensuring that those software application systems that have been remediated, tested and certified are, and remain, Year 2000 ready.

               Since early 1999, the Corporation has increased its tracking and risk management of third party service providers. In addition, a major focus of 1999 hs been continued customer and "street" (i.e. industry wide) testing. In many cases (including with FDR) testing has begun and testing with all such third party service providers (including additional testing with FDR) is scheduled throughout 1999. The Corporation also expects to continue to participate in tests organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1999. These include tests with the VISA and MasterCard associations, which began in January 1999.

               At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

               In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

               The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, Chase USA and the Trust are subject to a number of uncertainties. Any failures by the VISA or MasterCard associations, FDR or other service providers to implement successfully their Year 2000 remediation plans could adversely impact the timing of collections on the Receivables. A large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments system could also adversely affect the timing of collections on the Receivables. If collections that normally would have been received in any particular month are delayed, the portfolio yield for that month will be reduced to that extent. Any such reduction would increase the likelihood of a pay out event resulting from insufficient portfolio yield.

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

          Omitted.

Item 11.  Executive Compensation

          Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          For the purposes of this Item 12. The records of DTC indicate that at December 31, 1998, the participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that date are as follows:

               Series              # of Holders
               ------              ------------
               1995-1                   0
               1995-2                   8
               1995-3                   6
               1995-4                   7
               1996-1                   9
               1996-2                   7
               1996-3                   6
               1996-4                   7
               1997-1                   9
               1997-2                   7
               1997-3                  10
               1997-4                   4
               1997-5                   8
               1998-1                   1
               1998-2                   5
               1998-3                  20
               1998-4                   0
               1998-5                   8



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

     Exhibit Number      Description

          28.1           Annual Servicer's Certificate pursuant to Section
                         3.05 of the Agreement.

          28.2           Management Report on Internal Control

          28.3           Annual Independent Accountants'Reports pursuant to
                         Section 3.06 of the Agreement.

          28.4           Consent of Independent Accountants.

          (b)  Reports on Form 8-K


The following Current Reports on Form 8-K were filed by the registrant during 1997:

     (1) Current Report on Form 8-K, filed on January 22, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2 and 1997-3.

     (2) Current Report on Form 8-K, filed on February 10,1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1998 distribution with respect to Series 1997-4.

     (3) Current Report on Form 8-K, filed on February 24, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 16, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3 and 1997-5.

     (4)  Current Report on Form 8-K, filed on March 23, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 16, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2 and 1996-3.

     (5)  Current Report on Form 8-K, filed on March 19, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 16, 1998 distribution with respect to Series 1996-4, 1997-1, 1997-3, 1997-4 and 1997-5.

     (6)  Current Report on Form 8-K, filed on April 28, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the April 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4
and 1997-5.

     (7)  Current Report on Form 8-K, filed on May 29, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the May 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5
and 1998-2.

     (8)  Current Report on Form 8-K, filed on June 18, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5
and 1998-2.

     (9)  Current Report on Form 8-K, filed on July 22, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5
and 1998-2.

    (10)  Current Report on Form 8-K, filed on August 25, 1999, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 17, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5
and 1998-2.

    (11) Current Report on Form 8-K, file on September 21, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the September 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5,
1998-2 and 1998-3.

    (12)  Current Report on Form 8-K, filed on October 23, 1998 reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5,
1998-2 and 1998-3.

    (13) Current Report on Form 8-K, filed on November 19, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 16, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5,
1998-2, 1998-3 and 1998-5.

    (14) Current Report on Form 8-K, filed on December 21, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5,
1998-2, 1998-3 and 1998-5.

    (15)  Current Report on Form 8-K, filed on May 7, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1997, November 16, 1997 and December 15, 1997 distributions with respect to Series 1995-4.

    (16)  Current Report on Form 8-K, filed on May 7, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1998, February 16, 1998 and March 16, 1998 distributions with respect to Series 1995-4.

    (17)  Current Report on Form 8-K, filed on July 28, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the April 15, 1998, May 15, 1998 and June 15, 1998 distributions with respect to Series 1995-4.

    (18) Current Report on Form 8-K, filed on October 26, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the July 15, 1998, August 17, 1998 and September 15, 1998 distributions with respect to Series 1995-4.

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Chase Credit Card Master Trust

                                by: The Chase Manhattan Bank



                               By: /s/ Patrick Margey
                                  -------------------
                               Name:  Patrick Margey
                               Title: Vice President


                              by: Chase Manhattan Bank USA,
                                  National Association



                              By:  /s/ Patricia Garvey
                                  --------------------
                              Name:  Patricia Garvey
                              Title: Vice President


Date:  March 29, 1999


                        INDEX TO EXHIBITS

Exhibit Number               Description

28.1                  Annual Servicer's Certificate
                      pursuant to Section 3.05 of the
                      Agreement

28.2                  Management Report on Internal Controls

28.3                  Annual Accountant's Report
                      pursuant to Section 3.06 of the
                      Agreement

28.4                  Consent of Independent
                      Accountants

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

           3.   This Certificate is delivered pursuant to Section
     3.5 of the Pooling and Servicing Agreement.

           4. A review of the activities of the Servicer during the period from the closing date under December 31, 1998 was conducted under the supervision of the undersigned.

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

IN WITNESS WHEREOF, the undersigned has duly executed this certificate this __th day of March, 1999.

                              THE CHASE MANHATTAN BANK,
                                   as Servicer,

                              By CHASE MANHATTAN BANK USA,
                                   NATIONAL ASSOCIATION

                              By /s/Keith Schuck
                                 ------------------------
                              Name:   Keith Schuck
                              Title:  Vice President

                                                                 Exhibit 28.2

               [CHASE MANHATTAN BANK USA, N.A. LETTERHEAD]

March 15, 1999



Management Report on Internal Control over
Servicing of Securitized Credit Card Receivables

Chase Manhattan Bank USA, N.A. is reponsible for establishing and maintaining an effective system of internal control over servicing of securitized credit card receivables, which is designed to provide reasonable assurance regarding the proper servicing of securitized credit card receivables. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to servicing of securitized credit card receivables. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Chase Manhattan Bank USA, N.A. management assessed its system of internal control over servicing of securitized credit card receivables as of December 31, 1998 in relation to criteria for effective internal control described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, Chase Manhattan Bank USA N.A. maintained an effective system of internal control over servicing of securitized credit card receivables.


/s/Michael J. Barrett
----------------------
Michael J. Barrett
President
Chase Manhattan Bank USA, N.A.



/s/Keith Schuck
---------------------
Keith Schuck
Vice President and Chief Financial Officer
Chase Manhattan Bank USA, N.A.

                                                                  Exhibit 28.3
Report of Independent Accountants


March 15, 1999

The Chase Manhattan Bank, as Servicer,
Chase Manhattan Bank USA N.A., as Transferor and
The Bank of New York, as Trustee of Chase Credit Card Master Trust


We have examined management's assertion that, as of December 31, 1998, The Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized credit card receivables, included in the accompanying Management Report on Internal Control over Servicing of Securitized Credit Card Receivables.

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

In our opinion, management's assertion that, as of December 31, 1998, The Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized credit card receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/PRICEWATERHOUSECOOPERS LLP

                                                              Exhibit 28.4

Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-94190 and 333-4607) of The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association of our report dated March 15, 1999 appearing as Exhibit 28.2 of this Form 10-K.


/s/PRICEWATERHOUSECOOPERS LLP



New York, New York
March 15, 1999