Form 10-K
period 1999-12-31
CHASE CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK USA
filed 2000-03-30
CIK 1004988, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---               SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

            Commission file numbers 33-94190, 333-04607 and 333-74303

                         Chase Credit Card Master Trust
       (formerly known as "Chemical Master Credit Card Trust I") (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

         USA                                            22-2382028
 (State of Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

802 Delaware Avenue, Wilmington, Delaware                      19801
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5050

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange of Which Registered
           NONE                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

            NONE
      (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the last 90 days: Yes  X   No
                                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERENCE.
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1999).

         None.

Introductory Note

         Chase Master Credit Card Trust I (the predecessor of Chase Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, as amended (the "Agreement") between The Chase Manhattan Bank (formerly known as Chemical Bank), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Chase Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1995-2, Series 1995-3, Series 1995-4, Series 1996-1, Series 1996-2, Series 1996-3, Series 1996-4, Series 1997-1, Series 1997-2, Series
1997-3, Series 1997-4, Series 1997-5, Series 1998-2, Series 1998-3, Series
1998-5, Series 1998-6, Series 1999-1, Series 1999-2 and Series 1999-3.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         Pursuant to the Agreement, the Bank has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 1999 was $958,577,476.00. There were no Investor Charge-offs for the same period. As of December 31, 1999, Accounts designated for the Master Trust having an aggregate balance of $250,538,821.15, or 1.26% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $183,154,249.55, or .92% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $259,279,134.38, or 1.94% of all Receivables, were delinquent 90 days or more.

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, The Chase Manhattan Bank or Chase Manhattan Bank USA, National Association

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                      # of Holders
         ---------                                   ------------------
         1995-2 Class A                              72
                Class B                              3
         1995-3 Class A                              64
                Class B                              7
         1995-4 Class A                              15
                Class B                              2
         1996-1 Class A                              58
                Class B                              9
         1996-2 Class A                              47
                Class B                              5
         1996-3 Class A                              35
                Class B                              2
         1996-4 Class A                              34
                Class B                              6
         1997-1 Class A                              23
                Class B                              5
         1997-2 Class A                              56
                Class B                              6
         1997-3 Class A                              10
                Class B                              2
         1997-4 Class A                              14
                Class B                              2
         1997-5 Class A                              36
                Class B                              2
         1998-2 Class A                              5
                Class B                              2
         1998-3 Class A                              55
                Class B                              3
         1998-5 Class A                              7
                Class B                              2
         1998-6 Class A                              27
                Class B                              7
         1999-1 Class A                              11
                Class B                              4
         1999-2 Class A                              1
                Class B                              3
         1999-3                                      1

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For the purposes of this Item 12, the records of DTC indicate that at December 31, 1999, the participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that date are as follows:

--------------------------------------------------------------------------------------------
                     Name & Address of Participant         Original Certificate   % of Class
                                                           Principal Balance
--------------------------------------------------------------------------------------------
Series 1995-2        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          97,198,000      16.20%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           48,150,000       8.03%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   32,718,000       5.45%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            59,935,000       9.99%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fifth Third Bank                                40,900,000       6.82%
                     /State Teachers Retirement of Ohio
                     275 East Broad Street
                     Columbus, OH  43215
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    30,500,000       5.08%
                     801 S. Canal C-In
                     Chicago, Il 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 61,625,000      10.27%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                             5,000,000      14.67%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  19,090,000      56.00%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     FUNB - PHILA. Main                              10,000,000      29.33%
                     123 South Broad Street
                     Philadelphia, PA  19109
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1995-3        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          77,378,000      17.20%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           70,220,000      15.60%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   42,100,000       9.36%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            72,332,000      16.07%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 67,727,000      15.05%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            14,550,000      56.91%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Securities Inc.                            5,000,000      19.56%
                     55 Water Street, Room 434
                     New York, NY 10041
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                  2,500,000       9.78%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1995-4        Class A
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          37,500,000      12.50%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           20,060,000       6.69%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            72,265,000      24.09%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Bank/Greenwich Capital                    26,000,000       8.67%
                     4 New York Plaza
                     21 Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)               50,000,000      16.67%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 41,000,000      13.67%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    11,428,000      53.33%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  10,000,000      46.67%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1996-1        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          64,352,500       9.19%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           97,095,000      13.87%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   82,598,000      11.80%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            93,490,000      13.36%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  38,750,000       5.54%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    38,910,000       5.56%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 96,425,000       13.78%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                            8,500,000      21.37%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                             3,200,000       8.05%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  12,500,000      31.43%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Commerce Bank of Kansas City, N.A.               2,150,000       5.41%
                     922 Walnut
                     Kansas City, MO 64106
--------------------------------------------------------------------------------------------
                     FUNB - PHILA. Main                               2,772,000       7.00%
                     123 South Broad Street
                     Philadelphia, PA  19109
--------------------------------------------------------------------------------------------
                     SSB - Bank Portfolio                             8,000,000      20.11%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB
                     5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1996-2        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          84,520,000      15.37%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          102,300,000      18.60%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            96,780,000      17.60%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    52,705,000       9.58%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 65,140,000      11.84%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Suntrust Bank/Safekeeping                       50,000,000       9.09%
                     Custodian for STES
                     303 Peachtree Street,
                     23rd Floor
                     Atlanta, GA 30302
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            20,250,000      64.80%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Securities Inc.                           3,500,000       11.20%
                     55 Water Street, Room 434
                     New York, NY 10041
--------------------------------------------------------------------------------------------
                     Commerce Bank of Kansas City, N.A.              4,750,000       15.20%
                     922 Walnut
                     Kansas City, MO 64106
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 2,500,000        8.00%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1996-3        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          61,349,000       14.89%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   34,510,000       8.38%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           101,975,000      24.75%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Deutsche Bank Securities Inc.                   22,945,000       5.57%
                     175 Water Street
                     New York, NY 10038
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 85,680,000      20.80%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  22,408,000      95.73%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
Series 1996-4        Class A
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   96,685,000       6.91%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           334,170,000      23.87%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 245,850,052      17.56%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                206,366,000      14.75%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           15,000,000      12.86%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    12,666,000      10.86%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   10,000,000       8.57%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

                     Chase Manhattan Bank                            49,000,000      42.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)               25,000,000      21.43%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
Series 1997-1        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          88,250,000       7.67%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           60,000,000       5.22%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Bank of Texas, N.A.                      187,900,000      16.34%
                     P.O. Box 2558
                     Houston, TX 77252-8009
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           249,655,000      21.71%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           100,010,000       8.70%
                     Correspondence
                     Clearing Services
                     4 New York Plaza
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 199,500,000      13.35%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 61,325,000       5.33%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           25,000,000      26.09%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   41,833,000      43.65%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            21,000,000      21.91%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                  7,000,000       7.30%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1997-2        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                         106,605,500       7.11%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           82,060,000       5.47%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   98,005,000       6.53%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           439,268,000      29.28%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 102,550,000       6.84%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    83,746,000       5.58%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     Prudential Securities Custody                   92,010,000       6.13%
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood, NY 11717
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                155,665,000      10.38%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          35,000,000      41.07%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            17,227,000      20.21%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Prudential Securities Custody                   17,000,000      19.95%
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood, NY 11717
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 12,000,000      14.08%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1997-3        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          34,000,000      13.60%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     The Bank of New York/CDC-FP                     55,900,000      22.36%
                     One Wall Street
                     New York, NY 10286
--------------------------------------------------------------------------------------------
                     Compass Bank                                    46,000,000      18.40%
                     701 South 20th Street - 11th Floor
                     Birmingham, AL 35233
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    53,000,000      21.20%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     Zions-EPA                                       20,000,000       8.00%
                     c/o Desert Trust Company
                     P.O. Box 11558
                     Salt Lake City, UT 84147-0558
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           15,833,000      76.00%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                     5,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
Series 1997-4        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                         170,000,000      28.33%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           207,000,000      34.50%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  63,000,000      10.50%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Lasalle National Bank                           38,000,000       6.33%
                     c/o ADP Proxy Services
--------------------------------------------------------------------------------------------
                     Norwest Bank Minnesota,                         40,000,000       6.67%
                     National Association
                     733 Marquette Avenue
                     Minneapolis, MN  55479-0056
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    31,000,000       5.17%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           41,666,000      83.33%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                             8,334,000      16.67%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1997-5        Class A
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           68,555,000      13.71%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   50,030,000      10.01%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Brown Brothers Harriman & Co.                   61,465,000      12.29%
                     63 Wall Street, 8th Floor
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            47,960,000       9.59%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  58,730,000      11.75%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     PNC Bank, National Association                  35,115,000       7.02%
                     1600 Market Street
                     29th Floor
                     Philadelphia, PA 19103
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 83,320,000      16.66%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          18,409,000      64.80%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  10,000,000      35.20%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1998-2        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                         200,000,000      25.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   65,000,000       8.13%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           370,000,000      46.25%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Deutsche Bank A.G., New York                    75,000,000       9.38%
                     Branch
                     31 West 52nd Street
                     New York, NY 10019
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 90,000,000      11.25%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           60,000,000      90.00%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                             6,666,000      10.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1998-3        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          71,055,000      11.84%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           88,755,000      14.79%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   82,870,000      13.81%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            71,230,000      11.87%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  62,760,000      10.46%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                    40,410,000       6.74%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                100,410,000      16.74%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          12,090,000      35.46%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            17,000,000      48.88%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     First Union Securities, Inc.                     5,000,000      14.67%
                     8739 Research Blvd.
                     Charlotte, NC 28262-0675
--------------------------------------------------------------------------------------------
Series 1998-5        Class A
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          275,000,000      42.31%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   50,000,000       7.69%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           167,000,000      25.69%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  54,000,000       8.31%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     Norwest Bank Minnesota,                         54,000,000       8.31%
                     National Association
                     733 Marquette Avenue
                     Minneapolis, MN  55479-0056
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           39,000,000      72.00%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    15,166,000      28.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1998-6        Class A
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          47,690,000       7.33%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   99,255,000      15.27%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           219,545,000      33.78%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 170,210,000      26.19%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 56,370,000       8.67%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          12,500,000      23.08%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                            9,066,000      16.74%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    13,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Harris Trust & Savings Bank                      4,000,000       7.38%
                     Proxy Operations
                     41 South High Street
                     Columbus, OH 43287
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 13,500,000      24.92%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1999-1        Class A
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                         103,000,000      13.73%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  110,000,000      14.67%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Brown Brothers Harriman & Co.                   38,000,000       5.07%
                     63 Wall Street, 8th Floor
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           207,000,000      27.60%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                  85,000,000      11.33%
                     P.O. Box 30576
                     Tampa, FL 33630-3576
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 80,000,000      10.67%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     U.S. Bank National Association                  67,500,000       9.00%
                     MPFP 1603 Proxy Unit
                     601 Second Avenue South
                     Minneapolis, MN 55402
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank of New York (The)                          10,000,000      16.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           17,500,000      28.00%
                     c/o BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    15,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)               20,000,000      32.00%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1999-2        Class A
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           500,000,000     100.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Class B
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    14,666,000      35.20%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                             8,000,000      19.20%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)               19,000,000      45.60%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1999-3        Chase Credit Card Owner Trust                                     100%
                     1999-3

--------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number    Description
         --------------    -----------
         23.1              Consent of Independent Accountants.

         28.1              Annual  Servicer's Certificate pursuant to Section
                           3.05 of the Agreement.

         28.2              Management Report on Internal Control.

         28.3              Annual Independent Accountants' Reports pursuant to
                           Section 3.06 of the Agreement.

                  (b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the registrant during 1999:

         (1) Current Report on Form 8-K, filed on January 20, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (2) Current Report on Form 8-K, filed on January 20, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5 and Series 1998-6.

         (3) Current Report on Form 8-K, filed on February 12, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 1998, December 15, 1998 and January 15, 1999 distribution with respect to Series 1995-4.

         (4) Current Report on Form 8-K, filed on February 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (5) Current Report on Form 8-K, filed on February 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5 and Series 1998-6.

         (6) Current Report on Form 8-K, filed on June 18, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 15, 1999, April 15, 1999 and May 17, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (7) Current Report on Form 8-K, filed on June 18, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 15, 1999, March 15, 1999 and April 15, 1999 distribution with respect to Series 1995-4.

         (8) Current Report on Form 8-K, filed on June 18, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 15, 1999, April 15, 1999 and May 17, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4,
Series 1997-5, Series 1998-2, Series 1998-3, Series 1998-5 and Series 1998-6.

         (9) Current Report on Form 8-K, filed on June 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (10) Current Report on Form 8-K, filed on June 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series 1998-2,
Series 1998-3, Series 1998-5, Series 1998-6 and Series 1999-1.

         (11) Current Report on Form 8-K, filed on June 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the April 15, 1999 and May 17, 1999 distribution with respect to Series 1999-1.

         (12) Current Report on Form 8-K, filed on July 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the July 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (13) Current Report on Form 8-K, filed on July 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the May 17, 1999, June 15, 1999 and July 15, 1999 distribution with respect to Series 1995-4.

         (14) Current Report on Form 8-K, filed on July 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the July 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series 1998-2,
Series 1998-3, Series 1998-5, Series 1998-6 and Series 1999-1.

         (15) Current Report on Form 8-K, filed on August 27, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 16, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (16) Current Report on Form 8-K, filed on August 27, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 16, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series 1999-1 and Series
1999-2.

         (17) Current Report on Form 8-K, filed on September 22, 1999, reporting Items 5 and 7, providing the Collateral Term Sheet with respect to the September 20, 1999 distribution with respect to Chase Credit Card Master Trust.

         (18) Current Report on Form 8-K, filed on September 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the September 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (19) Current Report on Form 8-K, filed on September 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the September 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series 1999-1 and Series
1999-2

         (20) Current Report on Form 8-K, filed on October 8, 1999, reporting Items 5 and 7, providing the Assignment No. 11 of Receivables in Additional Accounts on October 1, 1999 with respect to Chase Credit Card Master Trust.

         (21) Current Report on Form 8-K, filed on October 29, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1995-4, Series 1996-1, Series 1996-2 and Series 1996-3.

         (22) Current Report on Form 8-K, filed on October 29, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 16, 1999, September 15, 1999 and October 15, 1999 distribution with respect to Series 1995-4.

         (23) Current Report on Form 8-K, filed on October 29, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series 1999-1 and Series
1999-2.

         (24) Current Report on Form 8-K, filed on November 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (25) Current Report on Form 8-K, filed on November 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series 1999-1 and Series
1999-2.

         (26) Current Report on Form 8-K, filed on November 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 1999 distribution with respect to Series 1999-3.

         (27) Current Report on Form 8-K, filed on December 23, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1999 distribution with respect to Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3.

         (28) Current Report on Form 8-K, filed on December 23, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1999 distribution with respect to Series 1996-4, Series 1997-1, Series 1997-2, Series 1997-3, Series 1997-4, Series 1997-5, Series
1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series 1999-1, Series
1999-2 and Series 1999-3.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000

                                Chase Credit Card Master Trust

                                by: The Chase Manhattan Bank

                                By:  /s/ Patrick Margey
                                -----------------------------------
                                Name:    Patrick Margey
                                Title:   Vice President

                                Chase Credit Card Master Trust

                                by: Chase Manhattan Bank USA,
                                National Association


                                By:  /s/ Patricia Garvey
                                -----------------------------------
                                Name:    Patrick Garvey
                                Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:   Description:
---------------   ------------------------

23.1              Consent of Independent Accountants

28.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement

28.2              Management Report on Internal Controls

28.3 Annual Accountant's Report pursuant to Section 3.06 of the Agreement