Form 10-K405
period 2000-12-31
CHASE CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK /NY/
filed 2001-03-30
CIK 1004988, 835271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended:          December 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

            Commission file numbers 33-94190, 333-04607 and 333-74303

                Chase Credit Card Master Trust (formerly known as
                "Chemical Master Credit Card Trust I") (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

USA                                                                     22-2382028
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification Number)

200 White Clay Center Drive, Newark, DE                                 17911
(Address of principal executive offices)                                (Zip Code)


Registrant's telephone number, including area code:                     (302) 575-5000

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

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.



Introductory Note

         Chase Credit Card Master Trust, formerly known as Chemical Master Credit Card Trust I (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement, as amended (the "Agreement") between The Chase Manhattan Bank (formerly known as Chemical Bank), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Chase Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1995-3, Series 1995-4, Series 1996-1, Series 1996-2, Series 1996-3, Series 1996-4, Series 1997-1, Series 1997-3, Series 1997-4, Series
1997-5, Series 1998-2, Series 1998-3, Series 1998-5, Series 1998-6, Series
1999-1, Series 1999-2, Series 1999-3, Series 2000-1, Series 2000-2 and Series
2000-3. Each of the Series 1999-3, Series 2000-1, Series 2000-2 and Series 2000-3 Certificates (the "Owner Trust Series") are held by separate owner trusts. The Series 1995-2 and 1997-2 Certificates are no longer outstanding as of the date hereof.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         Pursuant to the Agreement, The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association have transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2000 was $997,929,348.78. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $305,782,150.88, or 1.39% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $241,971,573.56, or 1.1% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $477,044,554.25, or 2.17% of all Receivables, were delinquent 90 days or more.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, The Chase Manhattan Bank or Chase Manhattan Bank USA, National Association.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                    No. of Holders
         ------                                    --------------
         1995-3 Class A                              65
                Class B                              6
         1995-4 Class A                              10
                Class B                              2
         1996-1 Class A                              54
                Class B                              8
         1996-2 Class A                              52
                Class B                              2
         1996-3 Class A                              37
                Class B                              3
         1996-4 Class A                              35
                Class B                              6
         1997-1 Class A                              32
                Class B                              7
         1997-3 Class A                              10
                Class B                              2
         1997-4 Class A                              11
                Class B                              2
         1997-5 Class A                              39
                Class B                              2
         1998-2 Class A                              6
                Class B                              3
         1998-3 Class A                              57
                Class B                              2
         1998-5 Class A                              8
                Class B                              3
         1998-6 Class A                              26
                Class B                              7
         1999-1 Class A                              12
                Class B                              4
         1999-2 Class A                              2
                Class B                              3
         1999-3                                      1

         2000-1                                      1

         2000-2                                      1

         2000-3                                      1

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of Certificates:

--------------------------------------------------------------------------------------------
                     Name & Address of Participant      Original Certificate      % of Class
                                                        Principal Balance
--------------------------------------------------------------------------------------------
Series 1995-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $85,109,000      18.91%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $30,181,000       6.71%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     BNY/ Barclays Bank PLC - Pledge                $25,000,000       5.56%
                     Amount
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $28,855,000       6.41%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $58,486,000      13.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $33,686,000       7.49%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33610-9122
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $26,356,000       5.86%
                     801 S. Canal C-IN
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $60,992,000      13.55%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                          $2,500,000       9.78%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                   $2,300,000       9.00%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $14,725,000      57.59%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 $6,025,000      23.56%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1995-4
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $37,500,000      12.50%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $20,060,000       6.69%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $16,175,000       5.39%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $73,265,000      24.42%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Bank/Greenwich Capital                   $36,000,000      12.00%
                     4 New York Plaza
                     21 Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)              $50,000,000      16.67%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $64,000,000      21.33%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank One Trust Company, N.A.                   $11,428,000      53.33%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $10,000,000      46.67%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
Series 1996-1
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $63,232,500       9.03%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $77,190,000      11.03%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $53,210,000       7.60%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $124,135,000      17.73%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     CIBC World Markets Corp.                       $48,830,000       6.98%
                     200 Liberty Street
                     6th Floor
                     New York, NY 10281
--------------------------------------------------------------------------------------------
                     Merrill Lynch, Pierce Fenner &                 $45,775,000       6.54%
                     Smith Safekeeping
                     4 Corporate Place
                     Corporate Park 287
                     Piscataway, NJ 08855
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $60,205,000       8.60%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                           $8,500,000      21.73%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            $3,200,000       8.05%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $12,500,000      31.43%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     FUNB - PHILA. Main                              $2,772,000       6.97%
                     123 South Broad Street
                     Philadelphia, PA  19109
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     SSB - Bank Portfolio                            $8,000,000      20.11%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB
                     5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     UBS Warburg LLC/CMO                             $2,550,000       6.41%
                     677 Washington Boulevard
                     Stamford, CT 06901
--------------------------------------------------------------------------------------------
Series 1996-2
--------------------------------------------------------------------------------------------
Class A              Bankers Trust Company                          $35,640,000       6.48%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     BT/OMNI/DOM                                    $50,000,000       9.09%
                     16 Wall Street
                     Three Mellon Bank Center, Room
                     153-3015
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $92,670,000      16.85%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $28,375,000       5.16%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     Firstar Bank, N.A./ Firstar Bank               $28,900,000       5.25%
                     Missouri, N.A. - St. Lou
                     P.O. Box 349
                     St. Louis, MO 63166
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $54,435,000       9.90%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $86,335,000      15.70%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Union Bank f California, N.A.                  $29,035,000       5.28%
                     P.O. Box 109
                     San Diego, CA 92112-4103
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                          $3,500,000      11.20%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $27,750,000      88.80%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
Series 1996-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $54,185,000      13.51%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $23,875,000       5.80%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $58,115,000      14.11%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $59,150,000      14.36%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $55,274,000      13.42%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $91,629,000      22.24%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Citibank, N.A.                                 $22,408,000      95.73%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
Series 1996-4
--------------------------------------------------------------------------------------------
Class A              Boston Safe Deposit and Trust                  $85,285,000       6.09%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $349,783,000      24.98%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                $293,850,000      20.99%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $287,271,000      20.52%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $15,000,000      12.86%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $12,666,000      10.86%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $10,000,000       8.57%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $49,000,000      42.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)              $25,000,000      21.43%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
Series 1997-1
--------------------------------------------------------------------------------------------
Class A              Boston Safe Deposit and Trust                 $111,075,000       9.66%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $94,085,000       8.18%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $100,010,000       8.70%
                     Correspondence
                     Clearing Services
                     4 New York Plaza
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                $212,385,000      18.47%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $271,840,000      23.64%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Swiss American Securities Inc.                $138,900,000      12.08%
                     100 Wall Street
                     New York, NY 10005
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $44,500,000      46.43%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $16,000,000      16.70%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $27,083,000      28.26%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 $7,000,000       7.30%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Series 1997-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $14,000,000       5.60%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $15,848,000       6.34%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     The Bank of New York/CDC-FP                    $55,900,000      22.36%
                     One Wall Street
                     New York, NY 10286
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $28,000,000      11.20%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Compass Bank                                   $30,152,000      12.06%
                     701 South 20th Street - 11th Floor
                     Birmingham, AL 35233
--------------------------------------------------------------------------------------------
                     Deseret Trust/EPA                              $20,000,000       8.00%
                     50 East North Temple St.
                     Salt Lake City, UT 84150
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $49,000,000      19.60%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $16,500,000       6.60%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $15,833,000      76.00%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                    $5,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
Series 1997-4
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $173,250,000      28.88%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $201,000,000      33.50%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $63,000,000      10.50%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     Lasalle National Bank                          $38,000,000       6.33%
                     c/o ADP Proxy Services
--------------------------------------------------------------------------------------------
                     Merrill Lynch, Pierce Fenner &                 $40,000,000       6.67%
                     Smith Safekeeping
                     4 Corporate Place
                     Corporate Park 287
                     Piscataway, NJ 08855
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $31,000,000       5.17%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $41,666,000      83.33%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            $8,334,000      16.67%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
Series 1997-5
--------------------------------------------------------------------------------------------
Class A              Bankers Trust Company                          $61,300,000      12.26%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Brown Brothers Harriman & Co.                  $62,315,000      12.46%
                     63 Wall Street, 8th Floor
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $87,613,000      17.52%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $31,230,000       6.25%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     FUNB - Phila. Main                             $25,675,000       5.14%
                     123 South Broad Street
                     Philadelphia, PA 19109
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $109,120,000      21.82%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $18,409,000      64.08%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $10,000,000      35.20%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
Series 1998-2
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $175,000,000      21.88%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $90,000,000      11.25%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $370,000,000      46.25%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Deutsche Bank A.G., New York                   $75,000,000       9.38%
                     Branch
                     34 Exchange Pl
                     Jersey City, NJ 07311
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $75,000,000       9.38%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $10,000,000      15.00%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Bank of Texas, N.A.                      $50,000,000      75.00%
                     P.O. Box 2558
                     Houston, TX 77252-8009
--------------------------------------------------------------------------------------------
                     UBS Warburg LLC/CMO                             $6,666,000      10.00%
                     677 Washington Boulevard
                     Stamford, CT 06901
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1998-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $86,275,000      14.38%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $66,305,000      11.05%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $82,065,000      13.68%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $66,250,000      11.04%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $42,079,000       7.01%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $81,166,000      13.53%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $17,090,000      50.13%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                           $17,000,000      49.87%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
Series 1998-5
--------------------------------------------------------------------------------------------
Class A              Boston Safe Deposit and Trust                  $50,000,000       7.69%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Bank of Texas, N.A.                     $245,100,000      37.71%
                     P.O. Box 2558
                     Houston, TX 77252-8009
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $192,000,000      29.54%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $54,800,000       8.43%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Wells Fargo Bank Minnesota, N.A.               $54,000,000       8.31%
                     733 Marquette Avenue
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                     N9306-051
                     Minneapolis, MN 55479
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $15,000,000      27.69%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $15,166,000      28.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Chase Bank of Texas, N.A.                      $24,000,000      44.31%
                     P.O. Box 2558
                     Houston, TX 77252-8009
--------------------------------------------------------------------------------------------
Series 1998-6
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $101,500,000      15.62%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                  $99,035,000      15.24%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $219,320,000      33.74%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $150,00,000      23.08%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $12,500,000      23.08%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                           $9,066,000      16.74%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $13,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $13,500,000      24.92%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     UBS Warburg LLC/CMO                             $4,000,000       7.38%
                     677 Washington Boulevard
                     Stamford, CT 06901
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Series 1999-1
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $85,000,000      11.33%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust                 $112,000,000      14.93%
                     Company
                     c/o Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $215,160,000      28.69%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $75,000,000      10.00%
                     3800 Citicorp Center Tampa
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $153,000,000      20.40%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5 NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     U.S. Bank National Association                 $67,500,000       9.00%
                     MPFP 1603 Proxy Unit
                     601 Second Avenue South
                     Minneapolis, MN 55402
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $10,000,000      16.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $15,000,000      24.00%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Chase Bank of Texas, N.A.                      $17,500,000      28.00%
                     P.O. Box 2558
                     Houston, TX 77252-8009
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)              $20,000,000      32.00%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
Series 1999-2
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $45,000,000       9.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                          $455,000,000      91.00%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Class B              Bank One Trust Company, N.A.                   $14,666,000      35.20%
                     1900 Polaris Parkway
                     4th Floor
                     Columbus, OH 43240
--------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                            $8,000,000      19.20%
                     4 New York Plaza
                     13th Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Fuji Bank and Trust Company (The)              $19,000,000      45.60%
                     2 World Trade Center, 81st Floor
                     New York, NY 10048
--------------------------------------------------------------------------------------------
Series 1999-3        Chase Credit Card Owner Trust                                  100.00%
                     1999-3
--------------------------------------------------------------------------------------------
Series 2000-1        Chase Credit Card Owner  Trust                                 100.00%
                     2000-1
--------------------------------------------------------------------------------------------
Series 2000-2        Chase Credit Card Owner Trust                                  100.00%
                     2000-2
--------------------------------------------------------------------------------------------
Series 2000-3        Chase Credit Card Owner Trust                                  100.00%
                     2000-3
--------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         --------------             -----------

         23.1                       Consent of Independent Accountants.

         99.1                       Annual  Servicer's Certificate pursuant to Section
                                    3.05 of the Agreement.

         99.2                       Management Report on Internal Controls.

         99.3                       Annual Independent Accountants Report pursuant to
                                    Section 3.06 of the Agreement.


                  (b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed by the registrant during the last quarter of 2000:

Date                       Items Reported            Financial Statements
----                       --------------            --------------------
10/02/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 9/15/2000

10/25/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 10/16/2000

11/17/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 11/15/2000

12/27/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 12/15/2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001

                                           Chase Credit Card Master Trust

                                           by: The Chase Manhattan Bank


                                           By:  /s/ Miriam K. Haimes
                                           -----------------------------------
                                           Name:    Miriam K. Haimes
                                           Title:   Financial Director




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

                                INDEX TO EXHIBITS

Exhibit Number:                     Description:
---------------                     ------------

23.1                                Consent of Independent Accountants.

99.1                                Annual Servicer's Certificate pursuant to Section 3.05
                                    of the Agreement.

99.2                                Management Report on Internal Controls.

99.3                                Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.