Form 10-K405
period 2001-12-31
CHASE CREDIT CARD MASTER TRUST
filed 2002-03-29
CIK 1004988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____


                 Commission file numbers 333-04607 and 333-83484


                         Chase Credit Card Master Trust
       (formerly known as "Chemical Master Credit Card Trust I") (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                          22-2382028
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


White Clay Center Drive, Building 200, Newark, DE             19711
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class            Name of Each Exchange of Which Registered
          NONE                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

          NONE
      (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERNCE.

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

         None.


Introductory Note

         Chase Credit Card Master Trust, formerly known as Chemical Master Credit Card Trust I (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement, as amended (the "Agreement") between JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) (formerly known as Chemical Bank), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Chase Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1995-3, Series 1995-4, Series 1996-2, Series 1996-3, Series 1996-4, Series 1997-1, Series 1997-4, Series 1997-5, Series 1998-3, Series
1998-5, Series 1998-6, Series 1999-1, Series 1999-2, Series 1999-3, Series
2000-1, Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series
2001-3, Series 2001-4 and 2001-5. Each of the Series 1999-3, Series 2000-1,
Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-3,
Series 2001-4 and Series 2001-5 Certificates (the "Owner Trust Series") are held by separate owner trusts. The Series 1996-1, Series 1997-3 and Series 1998-2 Certificates are no longer outstanding as of the date hereof.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         Pursuant to the Agreement, JPMorgan Chase Bank and Chase Manhattan Bank USA, National Association have transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2001 was $1,107,887,910.00. There were no Investor Charge-offs for the same period. As of December 31, 2001, Accounts designated for the Master Trust having an aggregate balance of $367,388,341.00, or 1.45% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $282,153,189.00, or 1.11% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $541,697,305.00, or 2.14% of all Receivables, were delinquent 90 days or more.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, JPMorgan Chase Bank or Chase Manhattan Bank USA, National Association.

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

         As of December 31, 2001, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                      No. of Holders
         ---------                                   --------------
         1995-3 Class A                              60
                Class B                              8
         1995-4 Class A                              13
                Class B                              2
         1996-2 Class A                              49
                Class B                              3
         1996-3 Class A                              39
                Class B                              3
         1996-4 Class A                              28
                Class B                              6
         1997-1 Class A                              35
                Class B                              6
         1997-4 Class A                              13
                Class B                              2
         1997-5 Class A                              41
                Class B                              2
         1998-3 Class A                              58
                Class B                              4
         1998-5 Class A                              9
                Class B                              3
         1998-6 Class A                              20
                Class B                              5
         1999-1 Class A                              12
                Class B                              4
         1999-2 Class A                              5
                Class B                              3
         1999-3                                      1
         2000-1                                      1
         2000-2                                      1
         2000-3                                      1
         2001-1                                      1
         2001-2                                      1
         2001-3                                      1
         2001-4                                      1
         2001-5                                      1


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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management


         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of Certificates:

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1995-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $39,652,000       8.81%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $44,540,000       9.90%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $22,660,000       5.04%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $110,745,000      24.61%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $79,438,000      17.65%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                          $2,500,000       9.78%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $10,050,000      39.31%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Salomon    Smith    Barney   Inc./              $4,675,000      18.28%
                     Salomon Brothers
                     333 W. 34th Street
                     New York, NY 10001
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 $6,025,000      23.56%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1995-4
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $34,000,000      11.33%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $20,060,000       6.69%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $17,275,000       5.76%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $72,765,000      24.26%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/Greenwich                  $36,000,000      12.00%
                     Capital
                     4 New York Plaza
                     21 Floor
                     New York, NY 10004
--------------------------------------------------------------------------------------------
                     Mizuho Trust & Banking Co.                     $50,000,000      16.67%
                     666 Fifth Avenue
                     New York, NY 10103
--------------------------------------------------------------------------------------------
                     Prudential Securities Custody                  $22,000,000        7.33
                     C/o ADP Proxy Services
                     Edgewood, NY 11717
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $64,000,000      21.33%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank One Trust Company, N.A.                   $11,428,000      53.33%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $10,000,000      46.67%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1996-2
--------------------------------------------------------------------------------------------
Class A              Bankers Trust Company                          $30,370,000       5.52%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $54,525,000       9.91%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     BT/OMNI/DOM                                    $50,000,000       9.09%
                     16 Wall Street
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $70,435,000      12.81%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $59,970,000      10.90%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $49,410,000       8.98%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $53,805,000       9.78%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     U.S. Bank, N.A.                                $36,810,000       6.69%
                     Attn: Securities Control
                     Milwaukee, MI 53212
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                          $3,500,000      11.20%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $22,750,000      72.80%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     SSB - Bank Portfolio                            $5,000,000      16.00%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1996-3
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $62,485,000      15.17%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $27,085,000       6.57%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $47,776,000      11.06%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $37,174,000       9.02%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     Deutsche Banc Alex. Brown Inc.                 $25,560,000       6.20%
                     P.O. Box 1776
                     Baltimore, MD 21203
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $87,450,000      21.23%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Morgan Stanley & Co.                           $29,353,000       7.12%
                     Incorporated
                     One Pierrepont Plaza
                     Brooklyn, NY 11201
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $32,287,000       7.84%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Citibank, N.A.                                 $22,408,000      95.73%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1996-4
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $188,276,000      13.45%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $70,218,000       5.02%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $84,605,000       6.04%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                $285,650,000      20.40%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $338,955,000      24.21%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $171,989,000      12.28%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $15,000,000      12.86%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $12,666,000      10.86%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $10,000,000       8.57%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $338,955,000      24.21%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Mizuho Trust & Banking Co.                     $25,000,000      21.43%
                     666 Fifth Avenue
                     New York, NY 10103
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1997-1
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $164,185,000      14.28%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                   $115,905,000      10.08%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                $211,550,000      18.40%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $123,925,000      10.78%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/                           $59,210,000       5.15%
                     Correspondence Clearing Services 2
                     One Chase Manhattan Plaza 4-B
                     New York, NY 10081
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.               $185,900,000      16.17%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $44,500,000      46.43%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $41,833,000      43.65%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                 $7,000,000       7.30%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1997-4
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $201,135,000      33.52%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $48,985,000       8.16%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $218,700,000      36.45%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Lasalle National Bank                          $38,000,000       6.33%
                     135 South LaSalle Street
                     Chicage, IL 60603
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $31,580,000       5.26%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
Class B              JPMorgan Chase Bank/CCSG                       $41,666,000      83.33%
                     P.O. Box 2558
                     Houston, TX 77252
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                             $8,334,000      16.67%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1997-5
--------------------------------------------------------------------------------------------
Class A              Bankers Trust Company                          $61,500,000      12.30%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Brown Brothers Harriman & Co.                  $67,885,000      13.58%
                     63 Wall Street, 8th Floor
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $35,010,000       7.00%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $81,808,000      16.36%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $90,535,000      18.11%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
                     Wells Fargo Bank Minnesota, N.A.               $28,580,000       5.72%
                     733 Marquette Avenue
                     N9306-051
                     Minneapolis, MN 55479
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $18,409,000      64.80%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $10,000,000      35.20%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1998-3
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                         $83,370,000      13.90%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $62,105,000      10.35%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $70,550,000      11.76%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $94,034,000      15.67%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                   $49,185,000       8.20%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $71,805,000      11.97%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $17,090,000      50.13%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     J.P. Morgan Securities Inc., -                  $5,000,000      14.67%
                     Fixed Income
                     4 New York Plaza, 9th Floor
                     New York, NY 10041
--------------------------------------------------------------------------------------------
                     SSB - Bank Portfolio                           $11,000,000      32.27%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1998-5
--------------------------------------------------------------------------------------------

Class A              Boston Safe Deposit & Trust                    $50,000,000       7.69%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/CCSG                      $215,900,000      33.22%
                     P.O. Box 2558
                     Houston, TX 77252
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $245,100,000      37.71%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Wells Fargo Bank Minnesota, N.A.               $54,000,000       8.31%
                     733 Marquette Avenue
                     N9306-051
                     Minneapolis, MN 55479
--------------------------------------------------------------------------------------------
Class B              Bankers Trust Company                          $15,000,000      27.69%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $15,166,000      28.00%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/CCSG                       $24,000,000      44.31%
                     P.O. Box 2558
                     Houston, TX 77252
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1998-6
--------------------------------------------------------------------------------------------

Class A              Bank of New York (The)                         $70,680,000      10.87%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bankers Trust Company                          $41,000,000       6.31%
                     648 Grassmere Park Drive
                     Nashville, TN 37211
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                    $52,700,000       8.11%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     Brown Brothers Harriman & Co.                   45,000,000        6.92
                     63 Wall Street, 8th Floor
                     New York, NY 10005
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                $110,000,000      16.92%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $243,590,000      37.48%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                          $9,066,000      16.74%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $13,000,000      24.00%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                            $38,100,000      51.88%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1999-1
--------------------------------------------------------------------------------------------

Class A              Bank of New York (The)                         $87,000,000      11.60%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Boston Safe Deposit & Trust                   $115,000,000      15.33%
                     Company
                     525 William Penn Place
                     Suite 3631
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------
                     Citibank, N.A.                                 $58,725,000       7.83%
                     3800 Citibank Center
                     13th Floor
                     Tampa, FL 33630-9122
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $134,950,000      17.99%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/CCSG                       $50,000,000       6.67%
                     P.O. Box 2558
                     Houston, TX 77252
--------------------------------------------------------------------------------------------
                     Merrill Lynch, Pierce Fenner &                $126,000,000      16.80%
                     Smith Safekeeping
                     4 Corporate Park 287
                     Piscataway, NJ 08855
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $98,225,000      13.10%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank of New York (The)                         $10,000,000      16.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     Bank One Trust Company, N.A.                   $15,000,000      24.00%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/CCSG                        $17,500,00      28.00%
                     P.O. Box 2558
                     Houston, TX 77252
--------------------------------------------------------------------------------------------
                     Mizuho Trust & Banking Co.                     $20,000,000      32.00%
                     666 Fifth Avenue
                     New York, NY 10103
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1999-2
--------------------------------------------------------------------------------------------
Class A              Bank of New York (The)                        $140,000,000      28.00%
                     925 Patterson Plank Rd.
                     Secaucus, NJ 07094
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                           $100,000,000      20.00%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Northern Trust Company (The)                  $100,000,000      20.00%
                     801 S. Canal C-In
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------
                     Prudential Securities Custody                 $110,000,000      22.00%
                     C/o ADP Proxy Services
                     Edgewood, NY 11717
--------------------------------------------------------------------------------------------
                     State Street Bank and Trust Co.                $50,000,000      10.00%
                     1776 Heritage Dr.
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------
Class B              Bank One Trust Company, N.A.                   $14,666,000      35.20%
                     340 South Cleveland Avenue
                     Columbus, OH  43240
--------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                             $8,000,000      19.20%
                     C/O JP Morgan Investor Services
                     14201 Dallas Pkwy 12th Fl
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------
                     Mizuho Trust & Banking Co.                     $19,000,000      45.60%
                     666 Fifth Avenue
                     New York, NY 10103
--------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                     Name & Address of Participant           Original Certificate  % of Class
                                                             Principal Balance
--------------------------------------------------------------------------------------------
Series 1999-3        Chase Credit Card Owner Trust                                     100%
                     1999-3
--------------------------------------------------------------------------------------------
Series 2000-1        Chase Credit Card Owner  Trust                                    100%
                     2000-1
--------------------------------------------------------------------------------------------
Series 2000-2        Chase Credit Card Owner Trust                                     100%
                     2000-2
--------------------------------------------------------------------------------------------
Series 2000-3        Chase Credit Card Owner Trust                                     100%
                     2000-3
--------------------------------------------------------------------------------------------
Series 2001-1        Chase Credit Card Owner Trust                                     100%
                     2001-1
--------------------------------------------------------------------------------------------
Series 2001-2        Chase Credit Card Owner Trust                                     100%
                     2001-2
--------------------------------------------------------------------------------------------
Series 2001-3        Chase Credit Card Owner Trust                                     100%
                     2001-3
--------------------------------------------------------------------------------------------
Series 2001-4        Chase Credit Card Owner Trust                                     100%
                     2001-4
--------------------------------------------------------------------------------------------
Series 2001-5        Chase Credit Card Owner Trust                                     100%
                     2001-5
--------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) The following documents are filed as part of this Annual Report on Form 10-K.


         Exhibit Number             Description
         --------------             ----------------
         23.1                       Consent of Independent Accountants.

         99.1                       Annual  Servicer's Certificate pursuant to Section
                                    3.05 of the Agreement.

         99.2                       Management Report on Internal Controls.

         99.3                       Annual Independent Accountants Report pursuant to
                                    Section 3.06 of the Agreement.


                  (b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed by the registrant during the last quarter of 2001:


Date              Items Reported          Financial Statements
----------        --------------          -----------------------------
10/01/2001        5, 7                    Monthly report to certificateholders
                                          dated 9/17/2001

10/29/2001        5, 7                    Monthly report to certificateholders
                                          dated 10/15/2001

11/29/2001        5, 7                    Monthly report to certificateholders
                                          dated 11/15/2001

12/21/2001        5, 7                    Monthly report to certificateholders
                                          dated 12/17/2001

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2002



                              Chase Credit Card Master Trust

                              JPMorgan Chase Bank
                              (f/k/a The Chase Manhattan Bank), as Servicer


                              By:  /s/ Miriam K. Haimes
                              -----------------------------------
                              Name:    Miriam K. Haimes
                              Title:   Senior Vice President




                              Chase Credit Card Master Trust

                              Chase Manhattan Bank USA, National Association, as Depositor


                              By:  /s/ Patricia M. Garvey
                              -----------------------------------
                              Name:    Patricia M. Garvey
                              Title:   Vice President

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

                               INDEX TO EXHIBITS
                               -----------------



Exhibit Number:                     Description:
---------------                     -----------
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