Form 10-K
period 2002-12-31
CHASE CREDIT CARD MASTER TRUST
filed 2003-03-31
CIK 1004988

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

For the Fiscal Year Ended:          December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                 Commission file numbers 333-04607 and 333-84400

                Chase Credit Card Master Trust (formerly known as
                "Chemical Master Credit Card Trust I") (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                                     22-2382028
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification Number)

White Clay Center, Building 200, Newark, DE                   19711
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange of Which Registered
      NONE                                               N/A

Securities registered pursuant to Section 12(g) of the Act:

         The following Chase Credit Card Master Trust Asset-Backed Certificates:

                  Series 1996-2,Class A and Class B
                  Series 1996-3, Class A and Class B
                  Series 1996-4, Class A and Class B
                  Series 1997-1, Class A and Class B
                  Series 1998-3, Class A and Class B
                  Series 1998-5, Class A and Class B
                  Series 1999-1, Class A and Class B
                  Series 1999-2, Class A and Class B

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

         The Chase Credit Card Master Trust is the Issuer of Asset-Backed Securities, Series 1996-2, Series 1996-3, Series 1996-4, Series 1997-1, Series 1998-3, Series 1998-5, Series 1999-1, Series 1999-2, Series 1999-3, Series
2000-1, Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series
2001-3 , Series 2001-4, Series 2001-5, Series 2001-6, Series 2002-1, Series
2002-2, Series 2002-3, Series 2002-4, Series 2002-5, Series 2002-6, Series
2002-7 and Series 2002-8. Each of the Series 1999-3, Series 2000-1, Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-3, Series
2001-4, Series 2001-5, Series 2001-6, Series 2002-1, Series 2002-2, Series
2002-3, Series 2002-4, Series 2002-5, Series 2002-6, Series 2002-7 and Series
2002-8 Certificates (the "Owner Trust Series") are held by separate owner trusts. The Series 1995-3, Series 1995-4, Series 1997-4, Series 1997-5, and Series 1998-6, Certificates are no longer outstanding as of the date hereof.

Part I


Item 1.   Business

         Omitted.


Item 2.   Properties

         Pursuant to the Agreement, JPMorgan Chase Bank and Chase Manhattan Bank USA, National Association have transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $1,390,049,488.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.


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

         As of December 31, 2002, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                      No. of Holders
        ---------                                 ------------------
         1996-2                                      51
         1996-3                                      35
         1996-4                                      0
         1997-1                                      0
         1998-3                                      0
         1998-5                                      0
         1999-1                                      0
         1999-2                                      0
         1999-3                                      1
         2000-1                                      1
         2000-2                                      1
         2000-3                                      1
         2001-1                                      1
         2001-2                                      1
         2001-3                                      1
         2001-4                                      1
         2001-5                                      1
         2001-6                                      1
         2002-1                                      1
         2002-2                                      1
         2002-3                                      1
         2002-4                                      1
         2002-5                                      1
         2002-6                                      1
         2002-7                                      1
         2002-8                                      1

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

         Omitted.

Item 11.  Executive Compensation

         Omitted.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of Certificates:

                                                                          Original Certificate
Series/Class             Name & Address of Participant                        Principal Balance           % of Class
Series 1996-2            Boston Safe Deposit and Trust Company                     $68,861,650             12.52%
Class A                  525 William Penn Place, Suite 3148
                         Pittsburgh, PA  15259

                         DBTC Americas/Suntrust Portfolio                         $138,885,000             25.25%
                         14 Wall Street
                         New York, NY  10005

                         JPMorgan Chase Bank                                      $126,595,000             23.02%
                         Proxy/Class Actions/Bankruptcy
                         14201 Dallas Pkwy
                         Dallas, TX  75254

                         The Northern Trust Company                                $28,741,160              5.23%
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust Company                       $43,376,030              7.89%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171

Series 1996-2            The Bank of New York                                      $11,000,000             35.20%
Class B                  One Wall Street
                         New York, NY  10286

                         JPMorgan Chase Bank                                       $15,250,000             48.80%
                         Proxy/Class Actions/Bankruptcy
                         14201 Dallas Pkwy
                         Dallas, TX  75254

                         Salomon Smith Barney Inc./Salomon Brothers                 $5,000,000             16.00%
                         333 W 34th Street, 3rd Floor
                         New York, NY  10001

Series 1996-3            The Bank of New York                                      $85,035,000             20.64%
Class A                  One Wall Street
                         New York, NY  10286

                         Citibank, N.A.                                            $27,194,000              6.60%
                         3800 Citibank Center B3-15
                         Tampa, FL  33610

                         Deutsche Bank Trust Company Americas                      $54,955,000             13.34%
                         648 Grassmere Park Road
                         Nashville, TN  37211

                         JPMorgan Chase Bank                                      $160,354,000             38.92%
                         Proxy/Class Actions/Bankruptcy
                         14201 Dallas Pkwy
                         Dallas, TX  75254

                         State Street Bank and Trust Company                       $46,990,000             11.41%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171

Series 1996-3            Citibank, N.A.                                            $22,408,000             95.73%
Class B                  3800 Citibank Center B3-15
                         Tampa, FL  33610

Series 1999-3            Chase Credit Card Owner Trust 1999-3                                                100%
Series 2000-1            Chase Credit Card Owner  Trust 2000-1                                               100%
Series 2000-2            Chase Credit Card Owner Trust 2000-2                                                100%
Series 2000-3            Chase Credit Card Owner Trust 2000-3                                                100%
Series 2001-1            Chase Credit Card Owner Trust 2001-1                                                100%
Series 2001-2            Chase Credit Card Owner Trust 2001-2                                                100%
Series 2001-3            Chase Credit Card Owner Trust 2001-3                                                100%
Series 2001-4            Chase Credit Card Owner Trust 2001-4                                                100%
Series 2001-5            Chase Credit Card Owner Trust 2001-5                                                100%
Series 2001-6            Chase Credit Card Owner Trust 2001-6                                                100%
Series 2002-1            Chase Credit Card Owner Trust 2002-1                                                100%
Series 2002-2            Chase Credit Card Owner Trust 2002-2                                                100%
Series 2002-3            Chase Credit Card Owner Trust 2002-3                                                100%
Series 2002-4            Chase Credit Card Owner Trust 2002-4                                                100%
Series 2002-5            Chase Credit Card Owner Trust 2002-5                                                100%
Series 2002-6            Chase Credit Card Owner Trust 2002-6                                                100%
Series 2002-7            Chase Credit Card Owner Trust 2002-7                                                100%
Series 2002-8            Chase Credit Card Owner Trust 2002-8                                                100%

Item 13.  Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K


          (a) The following documents are filed as part of this Annual Report on Form 10-K.

                 Exhibit Number     Description
                 --------------     ----------------

                 99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

                 99.2               Management Report on Internal Controls.

                 99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                 99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)    Reports on Form 8-K.

                 (i) The following reports on Form 8-K were filed by the registrant during the last quarter of 2002:

         Date            Items Reported     Financial Statements
         ----            --------------     --------------------
         10/01/2002      5, 7               Monthly report to certificateholders
                                            dated 9/16/2002

         10/22/2002      5, 7               Monthly report to certificateholders
                                            dated 10/15/2002

         11/15/2002      5, 7               Monthly report to certificateholders
                                            dated 11/15/2002

         12/17/2002      5, 7               Monthly report to certificateholders
                                            dated 12/16/2002

                 (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                        (A)  Series 2002-6
                             October 22, 2002 in response to Item 5 and Item 7 (Underwriting Agreement, Supplement to the Third Amended and Restated Pooling and Servicing Agreement, Indenture, Trust Agreement, Deposit and Administration Agreement)

                        (B)  Series 2002-7
                             December 9, 2002 in response to Item 5 and Item 7 (Underwriting Agreement, Supplement to the Third Amended and Restated Pooling and Servicing Agreement, Indenture, Trust Agreement, Deposit and Administration Agreement)

                        (C)  Series 2002-8
                             December 9, 2002 in response to Item 5 and Item 7 (Underwriting Agreement, Supplement to the Third Amended and Restated Pooling and Servicing Agreement, Indenture, Trust Agreement, Deposit and Administration Agreement)

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003

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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------          ------------
99.1                     Annual Servicer's Certificate pursuant to Section 3.05
                         of the Agreement.

99.2                     Management Report on Internal Controls.

99.3                     Annual Independent Accountants Report pursuant to
                         Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.