Form 10-K
period 2003-12-31
CHASE CREDIT CARD MASTER TRUST
filed 2004-03-30
CIK 1004988

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

For the Fiscal Year Ended:          December 31, 2003

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                            Commission file numbers:
                                    033-94190
                                    333-04607
                                    333-74303
                                    333-68236
                                    333-83484
                                    333-84400
                                   333-103210

                         Chase Credit Card Master Trust
       (formerly known as "Chemical Master Credit Card Trust I") (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                      22-2382028
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                           Identification Number)

White Clay Center, Building 200, Newark, DE              19711
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class          Name of Each Exchange of Which Registered
         NONE                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

         The following Chase Credit Card Master Trust Asset-Backed Certificates:

                  Series 1996-2,Class A and Class B
                  Series 1996-3, Class A and Class B
                  Series 1997-1, Class A and Class B
                  Series 1999-1, Class A and Class B

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

         The Chase Credit Card Master Trust is the Issuer of Asset-Backed Securities, Series 1996-2, Series 1996-3, Series 1996-4, Series 1997-1, Series 1997-4, Series 1997-5 Series 1998-3, Series 1998-5, Series 1999-1, Series
1999-2, Series 1999-3, Series 2000-1, Series 2000-2, Series 2000-3, Series
2001-1, Series 2001-2, Series 2001-3 , Series 2001-4, Series 2001-5, Series
2001-6, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series
2002-5, Series 2002-6, Series 2002-7 and Series 2002-8. Each of the Series 1999-3, Series 2000-1, Series 2000-2, Series 2000-3, Series 2001-1, Series
2001-2, Series 2001-3, Series 2001-4, Series 2001-5, Series 2001-6, Series
2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2002-5, Series
2002-6, Series 2002-7, Series 2002-8, Series 2003-1, Series 2003-2, Series
2003-3, Series 2003-4, Series 2003-5 and Series 2003-6 Certificates (the "Owner Trust Series") are held by separate owner trusts. The Series 1996-4, Series 1997-4, Series 1997-5, Series 1998-3, Series 1998-5, and Series 2000-2
Certificates are no longer outstanding as of the date hereof.

Part I


Item 1.        Business

         Omitted.


Item 2.        Properties

         Pursuant to the Agreement, JPMorgan Chase Bank and Chase Manhattan Bank USA, National Association have transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $1,832,028,476.03. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $498,868,198.64, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,145.61, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.26, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2003 was $564,502,158. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2003 was $4,193,723,373.

Item 3.        Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, JPMorgan Chase Bank or Chase Manhattan Bank USA, National Association.


Item 4.        Submission of Matters to a Vote of Security Holders

         Consent solicitations were submitted on May 19, 2003 to the holders of the Series 1996-2 and Series 1996-3 Certificates seeking consent for certain amendments to such Series. Holders representing a majority of the outstanding principal amount for each Series consented to such amendments.

Part II


Item 5.        Market for Registrant's Common Equity and
               Related Stockholders Matters

         To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                      No. of Holders
         ------                                      --------------
         1996-2                                      46
         1996-3                                      38
         1997-1                                      36
         1999-1                                      14
         1999-3                                      1
         2000-1                                      1
         2000-3                                      1
         2001-1                                      1
         2001-2                                      1
         2001-3                                      1
         2001-4                                      1
         2001-5                                      1
         2001-6                                      1
         2002-1                                      1
         2002-2                                      1
         2002-3                                      1
         2002-4                                      1
         2002-5                                      1
         2002-6                                      1
         2002-7                                      1
         2002-8                                      1
         2003-1                                      1
         2003-2                                      1
         2003-3                                      1
         2003-4                                      1
         2003-5                                      1
         2003-6                                      1

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

         Omitted.

Item 11.       Executive Compensation

         Omitted.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Certificates:

--------------------------------------------------------------------------------------------------------------------
Series/Class         Name & Address of Participant                           Original Certificate         % of Class
                                                                              Principal Balance
--------------------------------------------------------------------------------------------------------------------
Series 1996-2        DBTC Americas/Suntrust Portfolio                          $    138,885,000              25.25%
Class A              14 Wall Street, 5th Floor
                     New York, NY  10005
--------------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                       $    117,015,000              21.28%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                           $     73,720,000              13.40%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------------
                     State Street Bank and Trust Company                       $     57,989,740              10.54%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                     The Northern Trust Company                                $     40,848,080               7.43%
                     801 S. Canal C-IN
                     Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $     28,509,650               5.18%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
Series 1996-2        JPMorgan Chase Bank                                       $     16,750,000              53.60%
Class B              Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $      9,500,000              30.40%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                            $      5,000,000              16.00%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
Series 1996-3        JPMorgan Chase Bank                                       $    123,825,000              30.06%
Class A              Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     State Street Bank and Trust Company                       $    110,050,000              26.71%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $     72,935,000              17.70%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                            $     25,224,000               6.12%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                           $     20,630,000               5.01%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------------
Series 1996-3        Citibank, N.A.                                            $     22,408,000              95.73%
Class B              3800 Citibank Center B3-15
                     Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
Series 1997-1        JPMorgan Chase Bank/                                      $    233,400,000              20.30%
Class A              Broker Clearance Department
                     4 New York Plaza - 21st Floor
                     New York, NY  10004
--------------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                            $    226,156,000              19.67%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                     State Street Bank and Trust Company                       $    205,336,000              17.86%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $    132,865,000              11.55%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                       $    107,567,000               9.35%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/                                      $     62,135,000               5.40%
                     Correspondence Clearing Services 2
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
Series 1997-1        JPMorgan Chase Bank                                       $     53,433,000              55.76%
Class B              Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     Deutsche Bank Trust Company Americas                      $     19,500,000              20.35%
                     648 Grassmere Park Road
                     Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                           $     15,000,000              15.65%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank/                                      $      7,000,000               7.30%
                     Correspondence Clearing Services 2
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
Series 1999-1        State Street Bank and Trust Company                       $    313,100,000              41.75%
Class A              1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                            $    153,225,000              20.43%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                       $    151,025,000              20.14%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $     97,525,000              13.00%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
Series 1999-1        JPMorgan Chase Bank                                       $     32,500,000              52.00%
Class B              Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                      $     29,000,000              46.40%
                     One Wall Street
                     New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
Series 1999-3        Chase Credit Card Owner Trust 1999-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2000-1        Chase Credit Card Owner  Trust 2000-1                                                     100%
--------------------------------------------------------------------------------------------------------------------
Series 2000-3        Chase Credit Card Owner Trust 2000-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-1        Chase Credit Card Owner Trust 2001-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-2        Chase Credit Card Owner Trust 2001-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-3        Chase Credit Card Owner Trust 2001-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-4        Chase Credit Card Owner Trust 2001-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-5        Chase Credit Card Owner Trust 2001-5                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-6        Chase Credit Card Owner Trust 2001-6                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-1        Chase Credit Card Owner Trust 2002-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-2        Chase Credit Card Owner Trust 2002-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-3        Chase Credit Card Owner Trust 2002-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-4        Chase Credit Card Owner Trust 2002-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-5        Chase Credit Card Owner Trust 2002-5                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-6        Chase Credit Card Owner Trust 2002-6                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-7        Chase Credit Card Owner Trust 2002-7                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-8        Chase Credit Card Owner Trust 2002-8                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-1        Chase Credit Card Owner Trust 2003-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-2        Chase Credit Card Owner Trust 2003-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-3        Chase Credit Card Owner Trust 2003-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-4        Chase Credit Card Owner Trust 2003-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-5        Chase Credit Card Owner Trust 2003-5                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-6        Chase Credit Card Owner Trust 2003-6                                                      100%
--------------------------------------------------------------------------------------------------------------------


Item 13.       Certain Relationships and Related Transactions

         Omitted.

Part IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports of Form 8-K


               (a) The following documents are filed as part of this Annual Report on Form 10-K.

                   Exhibit Number     Description
                   --------------     -----------
                   99.1               Annual  Servicer's Certificate pursuant to Section 3.05 of the Agreement.

                   99.2               Management Report on Internal Controls.

                   99.3               Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                   99.4               Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K.

                   (i) The following reports on Form 8-K were filed by the registrant during the last quarter of 2003:

                        Date                 Items Reported          Financial Statements
                        ----                 --------------          --------------------
                        09/16/2003           5, 7                    Monthly report to Noteholders
                                                                     dated 9/15/2003

                        10/17/2003           5, 7                    Monthly report to Noteholders
                                                                     dated 10/15/2003

                        11/19/2003           5, 7                    Monthly report to Noteholders
                                                                     dated 11/17/2003

                        12/18/2003           5, 7                    Monthly report to Noteholders
                                                                     dated 12/15/2003

                   (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                        (A)  October 10, 2003 in response to Item 5 and
                             Item 7 (Assignment No. 28 of Receivables in
                             Additional Accounts, dated September 1, 2003)

                        (B)  October 10, 2003 in response to Item 5 and
                             Item 7 (Assignment No. 29 of Receivables in
                             Additional Accounts, dated October 1, 2003)

                        (C)  October 15, 2003 in response to Item 5 and
                             Item 7 Series 2003-4 (Underwriting
                             Agreement, Supplement to the Third Amended and Restated Pooling and Servicing Agreement, Indenture, Trust Agreement, Deposit and Administration Agreement)

                        (D)  November 7, 2003 in response to Item 5 and
                             Item 7 Series 2003-6 (Underwriting
                             Agreement, Supplement to the Third Amended and Restated Pooling and Servicing Agreement, Indenture, Trust Agreement, Deposit and Administration Agreement)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004

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