Form 10-K
period 2004-12-31
CHASE CREDIT CARD MASTER TRUST
filed 2005-03-31
CIK 1004988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Fiscal Year Ended: December 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                            Commission file numbers:
                                    033-94190
                                    333-74303
                                    333-68236
                                    333-83484
                                    333-84400
                                   333-103210

                         Chase Credit Card Master Trust
              (F/K/A Chemical Master Credit Card Trust I) (issuer)
                      Chase Bank USA, National Association
       (F/K/A Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)



                     USA                                        22-2382028
---------------------------------------------             ----------------------
(State or Other Jurisdiction of Incorporation                 (IRS Employer
                or Organization)                          Identification Number)

White Clay Center, Building 200, Newark, DE                       19711
---------------------------------------------             ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange of Which Registered
        NONE                                             N/A

Securities registered pursuant to Section 12(g) of the Act:

      The following Chase Credit Card Master Trust Asset-Backed Certificates:

                  Series 1996-2, Class A and Class B
                  Series 1996-3, Class A and Class B

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

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

Introductory Note

      Chase Credit Card Master Trust, formerly known as Chemical Master Credit Card Trust I (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement, as amended (the "Agreement") between JPMorgan Chase Bank, National Association (f/k/a The Chase Manhattan Bank), as seller and servicer, and an unrelated trustee (the "Trustee"). On July 15, 2004, the Third Amendment to the Agreement was executed by JPMorgan Chase Bank, National Association and the Trustee, which permitted JPMorgan Chase Bank, National Association too transfer all of its duties to Chase Bank USA, National Association. The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

      The Chase Credit Card Master Trust is the Issuer of Asset-Backed Securities, Series 1996-2, Series 1996-3, Series 1997-1, Series 1999-1, Series 1999-2, Series 1999-3, Series 2000-1, Series 2000-2, Series 2000-3, Series
2001-1, Series 2001-2, Series 2001-3 , Series 2001-4, Series 2001-5, Series
2001-6, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series
2002-5, Series 2002-6, Series 2002-7 and Series 2002-8. Each of the Series 2000-1, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-4, Series
2001-6, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series
2002-5, Series 2002-6, Series 2002-7, Series 2002-8, Series 2003-1, Series
2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series
2004-1 and Series 2004-2 Certificates (the "Owner Trust Series") are held by separate owner trusts. The Series 1997-1, Series 1999-1, Series 1999-2, Series 1999-3, Series 2000-2, Series 2001-3 and Series 2001-5 Certificates are no longer outstanding as of the date hereof.


Part I


Item 1. Business

      Omitted.


Item 2. Properties

      Pursuant to the Agreement, JPMorgan Chase Bank, National Association and Chase Bank USA, National Association have transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

      The aggregate Investor Default Amount for the year ended December 31, 2004 was $1,909,686,530.80. There were no Investor Charge-offs for the same period. As of December 31, 2004 Accounts designated for the Master Trust having an aggregate balance of $469,675,762.37, or 1.34% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $369,455,121.45, or 1.05% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $736,672,721.02, or 2.10% of all Receivables, were delinquent 90 days or more.

      The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2004 was $635,540,799.51. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2004 was $5,620,671,761.86.

Item 3. Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, JPMorgan Chase Bank, National Association or Chase Bank USA, National Association.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities.

      To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

      As of December 31, 2004, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Series                                 No. of Holders
         ------                                 --------------
         1996-2                                     54
         1996-3                                     40
         2000-1                                      1
         2000-3                                      1
         2001-1                                      1
         2001-2                                      1
         2001-4                                      1
         2001-6                                      1
         2002-1                                      1
         2002-2                                      1
         2002-3                                      1
         2002-4                                      1
         2002-5                                      1
         2002-6                                      1
         2002-7                                      1
         2002-8                                      1
         2003-1                                      1
         2003-2                                      1
         2003-3                                      1
         2003-4                                      1
         2003-5                                      1
         2003-6                                      1
         2004-1                                      1
         2004-2                                      1

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

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of Certificates:


=====================================================================================================================
Series/Class         Name & Address of Participant                               Original Certificate      % of Class
                                                                                   Principal Balance
=====================================================================================================================
Series 1996-2        00002100 BNY/SUNTRS                                               $  112,500,000        20.45%
Class A              One Wall Street
                     New York, NY 10286
--------------------------------------------------------------------------------------------------------------------
                     00000954 Mellon Trust of New England, NA                          $   77,595,000        14.11%
                     525 William Penn Place, Suite 3418
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------------------------------
                     00000902 JPMorgan Chase Bank, National Association                $   58,350,000        10.61%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway, 12th Floor
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------------
                     00000997 State Street Bank and Trust Company                      $   53,934,740         9.81%
                     1776 Heritage Drive
                     Global Corporate Action Unit JAB 5NW
                     North Quincy,  MA 02171
--------------------------------------------------------------------------------------------------------------------
                     00000901 The Bank of New York                                     $   40,299,650         7.33%
                     One Wall Street
                     New York,  NY 10286
--------------------------------------------------------------------------------------------------------------------
                     00002697 HARRIS TR                                                $   36,485,000         6.63%
                     111 W. Monroe Street
                     Chicago, IL 60603
--------------------------------------------------------------------------------------------------------------------
                     00002669 The Northern Trust Company                               $   31,098,080         5.65%
                     PROCESSORAL C-IN
                     Chicago, IL 60607
--------------------------------------------------------------------------------------------------------------------
Series 1996-2        00000902 JPMorgan Chase Bank, National Association                $   16,750,000        53.60%
Class B              Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway, 12th Floor
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------------
                     00000901 The Bank of New York                                     $    9,500,000        30.40%
                     One Wall Street
                     New York,  NY 10286
--------------------------------------------------------------------------------------------------------------------
                     00000997 State Street Bank and Trust Company                      $    5,000,000        16.00%
                     1776 Heritage Drive
                     Global Corporate Action Unit JAB 5NW
                     North Quincy,  MA 02171
--------------------------------------------------------------------------------------------------------------------
Series 1996-3        00000997 State Street Bank and Trust Company                      $  103,660,000        25.16%
Class A              1776 Heritage Drive
                     Global Corporate Action Unit JAB 5NW
                     North Quincy,  MA 02171
--------------------------------------------------------------------------------------------------------------------

=====================================================================================================================
Series/Class         Name & Address of Participant                               Original Certificate      % of Class
                                                                                   Principal Balance
=====================================================================================================================
                     00000901 The Bank of New York                                     $   95,796,000        23.25%
                     One Wall Street
                     New York,  NY 10286
--------------------------------------------------------------------------------------------------------------------
                     00000902 JPMorgan Chase Bank, National Association                $   85,085,000        20.65%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway, 12th Floor
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------------
                     00000187 J.P. Morgan Securities Inc. - Fixed Income               $   27,675,000         6.72%
                     34 Exchange Place, 4th Floor
                     Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------------------------------
                     00000954 Mellon Trust of New England, NA                          $   25,570,000         6.21%
                     525 William Penn Place, Suite 3418
                     Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------------------------------
                     00000908 Citibank, N.A.                                           $   25,224,000         6.12%
                     3800 CITIBANK CENTER B3-15
                     Tampa, FL 33610
--------------------------------------------------------------------------------------------------------------------
Series 1996-3        00000908 Citibank, N.A.                                           $   12,408,000        53.01%
Class B              3800 CITIBANK CENTER B3-15
                     Tampa, FL 33610
--------------------------------------------------------------------------------------------------------------------
                     00000902 JPMorgan Chase Bank, National Association                $   10,000,000        42.72%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Parkway, 12th Floor
                     Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------------
Series 2000-1        Chase Credit Card Owner Trust 2000-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2000-3        Chase Credit Card Owner Trust 2000-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-1        Chase Credit Card Owner Trust 2001-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-2        Chase Credit Card Owner Trust 2001-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-4        Chase Credit Card Owner Trust 2001-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2001-6        Chase Credit Card Owner Trust 2001-6                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-1        Chase Credit Card Owner Trust 2002-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-2        Chase Credit Card Owner Trust 2002-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-3        Chase Credit Card Owner Trust 2002-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-4        Chase Credit Card Owner Trust 2002-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-5        Chase Credit Card Owner Trust 2002-5                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-6        Chase Credit Card Owner Trust 2002-6                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-7        Chase Credit Card Owner Trust 2002-7                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2002-8        Chase Credit Card Owner Trust 2002-8                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-1        Chase Credit Card Owner Trust 2003-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-2        Chase Credit Card Owner Trust 2003-2                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-3        Chase Credit Card Owner Trust 2003-3                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-4        Chase Credit Card Owner Trust 2003-4                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-5        Chase Credit Card Owner Trust 2003-5                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2003-6        Chase Credit Card Owner Trust 2003-6                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2004-1        Chase Credit Card Owner Trust 2004-1                                                      100%
--------------------------------------------------------------------------------------------------------------------
Series 2004-2        Chase Credit Card Owner Trust 2004-2                                                      100%
--------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Omitted.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules


      (a) The following documents are filed as part of this Annual Report on Form 10-K.

      (3)   Exhibit Number      Description
            --------------      -----------

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

                  99.2  Management Report on Internal Controls.

                  99.3  Annual Independent Accountants Report pursuant to
                        Section 3.06 of the Agreement.

      (b) See item 15(a)(3) above.

      (c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2005

                                           Chase Credit Card Master Trust

                                           Chase Bank USA, National Association,
                                           as Depositor and Servicer


                                           By:  /s/ Patricia M. Garvey
                                                --------------------------------
                                                Name:   Patricia M. Garvey
                                                Title:  Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:      Description:
---------------      ------------

31.1                 Certification pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                 Management Report on Internal Controls.

99.3                 Annual Independent Accountants Report pursuant to Section
                     3.06 of the Agreement.