Form 10-K
period 2005-12-31
CHASE CREDIT CARD MASTER TRUST
filed 2006-03-30
CIK 1004988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28338-03

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

CHASE CREDIT CARD MASTER TRUST

(Issuing Entity of the Asset Backed Certificates)

(Exact name of registrant as specified in its charter)

United States of America	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Chase Bank USA, National Association White Clay Center Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

The following Chase Credit Card Master Trust Asset Backed Certificates:

Series 1996-2, Class A and Class B

Series 1996-3, Class A and Class B

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

NOT APPLICABLE.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

The Fourth Amended and Restated Pooling and Servicing Agreement (the “Agreement”) of the Chase Credit Card Master Trust (the “Trust”), was executed as of March 14, 2006, by and among Chase Bank USA, National Association (the “Bank”), JPMorgan Chase Bank, National Association (the “Paying Agent”) and The Bank of New York (the “Trustee”). The Bank is the sole beneficiary of the Trust.

The Trust files reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

The Chase Credit Card Master Trust is the Issuing Entity of Asset Backed Securities, Series 1996-2, Series 1996-3, Series 1998-1, Series 1998-4, Series 2000-1, Series 2000-3, Series 2001-1, Series 2001-2 , Series 2001-4, Series 2001-6, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2002-5, Series 2002-6, Series 2002-7 and Series 2002-8, Series 2003-1, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1, and Series 2004-2. Each of the Series 2000-1, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-4, Series 2001-6, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2002-5, Series 2002-6, Series 2002-7, Series 2002-8, Series 2003-1, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1 and Series 2004-2 Certificates (the “Owner Trust Series”), which are held by separate owner trusts. In addition, the Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2004-CC Supplement thereto, dated as of October 20, 2004. As of December 31, 2005, the Series 1998-1, Series 2000-1, Series 2000-3, Series 2002-2, Series 2002-4, Series 2002-6 and Series 2002-8 Certificates were no longer outstanding.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Pursuant to the Agreement, JPMorgan Chase Bank, National Association and the Bank have transferred to the Trust from time to time the receivables (the “Receivables”) arising in certain designated credit card accounts.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2005. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables

30 to 59 Days	$281,112,446.93	0.94%
60 to 89 Days	$183,495,621.76	0.61%
90 to 119 Days	$131,459,152.03	0.44%
120 to 149 Days	$116,916,555.27	0.39%
150 to 179 Days	$113,365,606.84	0.39%
180 or More Days	$79,653.49	0.00%

Total	$826,429,036.32	2.77%

The aggregate Investor Default Amount for the year ended December 31, 2005 was $1,657,941,998.53. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2005 was $901,138,815.40. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2005 was $9,868,133,629.00.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

As of December 31, 2005, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company (“DTC”). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant’s position that the registrant may consider holders of interests in the DTC System or DTC participants to be “holders of record” and the following information is presented on that basis:

Series	No. of Holders
1996-2	50
1996-3	42
2001-1	1
2001-2	1
2001-4	1
2001-6	1
2002-1	1
2002-3	1
2002-5	1
2002-7	1
2003-1	1
2003-2	1
2003-3	1
2003-4	1
2003-5	1
2003-6	1
2004-1	1
2004-2	1

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The records of DTC indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

Series/Class	Name & Address of Participant	Original Certificate Principal Balance	% of Class
Series 1996-2 Class A	00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$92,177,740	16.76%

	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$85,125,000	15.48%

	00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$79,125,000	14.39%

	00002697 Harris N.A. 111 W. Monroe Street Chicago, IL 60603	$47,935,000	8.72%

	00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$46,594,650	8.47%

	00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$39,775,000	7.23%

	00002669 Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$28,023,080	5.10%

Series 1996-2 Class B	00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$21,750,000	69.60%

	00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$9,500,000	30.40%

Series 1996-3 Class A	00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$119,736,000	29.06%

	00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$51,823,000	12.58%

	00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$49,685,000	12.06%

	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$26,842,000	6.52%

Series 1996-3 Class B	00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$12,408,000	53.01%

	00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$10,000,000	42.72%

Series 2001-1	Chase Credit Card Owner Trust 2001-1		100%

Series 2001-2	Chase Credit Card Owner Trust 2001-2		100%

Series 2001-4	Chase Credit Card Owner Trust 2001-4		100%

Series 2001-6	Chase Credit Card Owner Trust 2001-6		100%

Series 2002-1	Chase Credit Card Owner Trust 2002-1		100%

Series 2002-3	Chase Credit Card Owner Trust 2002-3	100%

Series 2002-5	Chase Credit Card Owner Trust 2002-5	100%

Series 2002-7	Chase Credit Card Owner Trust 2002-7	100%

Series 2003-1	Chase Credit Card Owner Trust 2003-1	100%

Series 2003-2	Chase Credit Card Owner Trust 2003-2	100%

Series 2003-3	Chase Credit Card Owner Trust 2003-3	100%

Series 2003-4	Chase Credit Card Owner Trust 2003-4	100%

Series 2003-5	Chase Credit Card Owner Trust 2003-5	100%

Series 2003-6	Chase Credit Card Owner Trust 2003-6	100%

Series 2004-1	Chase Credit Card Owner Trust 2004-1	100%

Series 2004-2	Chase Credit Card Owner Trust 2004-2	100%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of the report:

(3) Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions of Internal Controls with respect to the Chase Credit Card Master Trust.

(b) See item 15(a)(3) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor and servicer of the Chase Credit Card Master Trust

By:	/s/ Patricia M. Garvey
Name:	Patricia M. Garvey
Title:	Vice President

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

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions on Internal Controls with respect to the Chase Credit Card Master Trust.